Form 10-K/A
period 2001-12-31
CREDIT SUISSE FIRST BOSTON MG SE COR MG PA TH CE SE 2001-HE8
filed 2002-08-23
CIK 1156922

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 12 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date: August 23, 2002               By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
            and Officers' Certification

 99.2       Servicer's Annual Independent Accountant's Report            10

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance and Officers' Certification

Wilshire Financial Services Group Inc.
1776 SW Madison Street
Portland, Oregon  97205

Tel:    503.223.5600
Fax:    503.952.7476
www.wfsg.com


MANAGEMENT'S ASSERTION ON MINIMUM SERVICING STANDARDS

As of and for the year ended December 31, 2001, Wilshire Credit Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilshire Credit Corporation had in effect a fidelity bond in the amount of $10,000,000.00 and an errors and omission policy in the amount of $5,000,000.00.

/s/  Jay H. Memmott
Jay H. Memmott
President/CEO
March 22, 2002


/s/  Bruce A. Weinstein
Bruce A. Weinstein
Chief Financial Officer
March 22, 2002

Wilshire Credit Corporation
1776 SW Madison Street
Portland, Oregon  97205

Tel:    (503) 223-5600
        (800) 776-0100
Fax:    (503) 223-8799



ANNUAL SERVICING CERTIFICATION

In connection with those loans serviced by us we hereby certify that:

1. All real estate taxes, special assessments and any charges that might become a lien upon the property and which come due in the first calendar year have been paid.

2. All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.

3. An extended mortgage impairment policy is in force, adequately insuring all loans in which Investor Savings has an interest.

4. All interest and/or monthly payment adjustments for ARM loans have been made in accordance with the mortgage terms.

5. Any exceptions to this certification are listed on an attachment along with an explanation concerning their completion. If there are none listed, it will be considered that there are no exceptions.

6. If applicable, all property inspections have been completed according to the provisions of the servicing agreement.

7. We have a complete Disaster Recovery Plan in place.


WILSHIRE CREDIT CORPORATION
By:  /s/  Jay Memmott
Title:  President

March 22, 2002

OLYMPUS Servicing, LP
9600 Great Hills Trail, Suite #200W
Austin, TX  78759

Tel:  512.349.8300
Fax:  512.349.8371
www.OlympusServicing.com

OFFICER CERTIFICATE

A review of the activities of the Servicer during the preceding calendar year and of its performance under servicing agreements, including this Servicing Agreement has been made under such officer's supervision and to the best of such officer's knowledge.

Based on such review, the Servicer has compiled in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout such year.


/s/  Jeff Neal
Jeff Neal
Chief Operating Officer

                                EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP
Suite 3900
111 S.W. Fifth Avenue
Portland, Oregon 97204-3642

Tel: (503) 222-1341
Fax: (503) 324-2172


INDEPENDENT ACCOUNTANTS' REPORT

To Wilshire Credit Corporation:

We have examined management's assertion about Wilshire Credit Corporation's (the "Company"), a majority-owned subsidiary of Wilshire Financial Services Group Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company"s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
------------------------------

March 22, 2002

KPMG
111 Congress Avenue, Suite 1100
Austin, TX  78701

Tel:  512.320.5200
Fax:  512.320.5100


INDEPENDENT ACCOUNTANTS' REPORT

General and Limited Partners
Olympus Servicing L.P.

We have examined management's assertion, included in the accompanying Management Assertion, that Olympus Servicing L.P. complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Olympus Servicing L.P.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was made in accordance with attestations standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Olympus Servicing L.P.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Olympus Servicing L.P.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Olympus Servicing L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/  KPMG LLP

January 25, 2002